Form 10-Q
period 2015-03-31
WORLDS MALL INC
filed 2015-05-20
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55421

WORLDS MALL, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2508740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5841 East Charleston Blvd. #230

Las Vegas, NV, 89123

(Address of principal executive offices)(Zip Code)

(208) 371 8802

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of May 20, 2015, the registrant had 21,900,000 shares of its common stock outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Worlds Mall, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

3

Worlds Mall, Inc.

March 31, 2015 and 2014

Worlds Mall Inc.

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$24,628	$34,129

Total current assets	24,628	34,129

Total Assets	$24,628	$34,129

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expenses	$448	$3,414
Advances from stockholder	2,494	2,494

Total current liabilities	2,942	5,908

Stockholders’ Equity

Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	58,100	58,100
Accumulated deficit	(58,314)	(51,779)

Total Stockholders’ Equity	21,686	28,221

Total Liabilities and Stockholders’ Equity	$24,628	$34,129

 See accompanying notes to the financial statements.

Worlds Mall Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
Professional fees	6,517	99
General and administrative expenses	18	61

Total operating expenses	6,535	160

Loss before income tax provision	(6,535)	(160)

Income tax provision	-	-

Net loss	$(6,535)	$(160)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000

 See accompanying notes to the financial statements.

Worlds Mall Inc.

Statements of Cash Flows

	For Three Months	For Three Months
	ended	ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(6,535)	$(160)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(2,966)	-

Net Cash Used in Operating Activities	(9,501)	(160)

Cash Flows from Financing Activities
Collection of stock subscription receivable	-	1,000

Net Cash Provided by Financing Activities	-	1,000

Net Change in Cash	(9,501)	840

Cash - beginning of the reporting period	34,129	46,120

Cash - end of the reporting period	$24,628	$46,960

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Worlds Mall Inc.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2015 and 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

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

Worlds Mall, Inc. is a new company that has no revenue. The Company has no track record and may never have any revenues. An investment in Worlds Mall Inc. should be considered extremely risky as an investor could lose all of their investment if the Company fails to meet their goals and projections.

Plan of Operations

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

Worlds Mall's website will be designed to be user friendly to a person who speaks any of the nine languages that the company will translate. Each store that advertises on our website will be responsible for the e-commerce transaction and shipping the product(s) between them and their customer. Worlds Mall Inc. will only charge retailers a small monthly fee of US$29.00 to have a link on their site but estimates that it will generate the majority of its revenue from 'pay per click' advertising.We are a development stage company, and to date, we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are only adequate to maintain operations for the next 18 months. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

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

· Electronic filing fees: $3,000

· Miscellaneous fees: $5,000

· Licensing of 3D gaming software: $65,000 (annually)

· Language translation software: $45,000 (annually for the translation of 9 languages)

Results of Operations

Results of Operations – Three Months ended March 31, 2015 and 2014

No revenue has been generated by the Company for the three months ended March 31, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses for the three months ended March 31, 2015 were $6,535 compared to operating expenses of $160 for the three months ended March 31, 2014. The increase is primarily attributed to the increase of professional fees offset by slight decrease in general and administrative expenses.

The Company’s net loss for the three months ended March 31, 2015 was $6,535 compared to $160 for the three months ended March 31, 2014.

Liquidity and Capital Resources

For the three months ended March 31, 2015, the net cash used for operating activities was $9,501. The net cash provided by financing activities was nil for the three months ended March 31, 2015. The Company had a total cash balance of $24,628 as of March 31, 2015.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015:

For the fiscal year ended March 31, 2015
Net Cash (Used in) Operating Activities	$(9,501)
Net Cash Provided by Investing Activities	-
Net Cash Provided by Financing Activities	-
Net Decrease in Cash and Cash Equivalents	$(9,501)

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2014 and notes thereto contained in the our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the our financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of this instrument.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2015

WORLDS MALL, INC.

/s/ Thomas Wikstrom
Name: Thomas Wikstrom
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

