Form 10-Q
period 2015-06-30
WORLDS MALL INC
filed 2015-08-19
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2015

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

Yes ☒ No ☐

As of August 19, 2015, the registrant had 21,900,000 shares of its common stock outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Worlds Mall, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Worlds Mall, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$7,679	$34,129
Prepaid expenses	1,500	-

Total current assets	9,179	34,129

Total Assets	$9,179	$34,129

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$297	$3,414
Advances from stockholder	2,494	2,494

Total current liabilities	2,791	5,908

Stockholders' Equity
Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	58,100	58,100
Accumulated deficit	(73,612)	(51,779)

Total Stockholders' Equity	6,388	28,221

Total Liabilities and Stockholders' Equity	$9,179	$34,129

See accompanying notes to the condensed financial statements.

Worlds Mall, Inc.

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	13,492	7,310	20,009	7,409
General and administrative expenses	1,806	18	1,824	79

Total operating expenses	15,298	7,328	21,833	7,488

Loss before income tax provision	(15,298)	(7,328)	(21,833)	(7,488)

Income tax provision	-	-	-	-

Net loss	$(15,298)	$(7,328)	$(21,833)	$(7,488)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000	21,900,000	21,900,000

See accompanying notes to the condensed financial statements.

Worlds Mall, Inc.

Condensed Statements of Cash Flows

	For Six Months	For the Six Months
	ended	ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(21,833)	$(7,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-
Accrued expenses	(3,117)	7,310

Net Cash Used in Operating Activities	(26,450)	(178)

Cash Flows from Financing Activities
Collection of stock subscription receivable	-	1,000

Net Cash Provided by Financing Activities	-	1,000

Net Change in Cash	(26,450)	822

Cash - beginning of the reporting period	34,129	46,120

Cash - end of the reporting period	$7,679	$46,942

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the condensed financial statements.

Worlds Mall, Inc.

June 30, 2015 and 2014

Notes to the Condensed Financial Statements

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

There were no potentially dilutive common shares outstanding for the reporting periods ended June 30, 2015 and 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholder

As of June 30, 2015, a stockholder of the Company advanced $2,494 to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

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

Results of Operations

Comparison of three months ended June 30, 2015 and 2014

No revenue has been generated by the Company for the three months ended June 30, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses were $15,298 for the three months ended June 30, 2015 compared to operating expenses of $7,328 for the three months ended June 30, 2014.

The Company’s net loss for the three months ended June 30, 2015 was $15,298 compared to $7,328 for the three months ended June 30, 2014.

Comparison of six months ended June 30, 2015 and 2014

No revenue has been generated by the Company for the six months ended June 30, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses were $21,833 for the six months ended June 30, 2015 compared to operating expenses of $7,488 for the six months ended June 30, 2014.

The Company’s net loss for the six months ended June 30, 2015 was $21,833 compared to $7,488 for the six months ended June 30, 2014.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2015:

For the six months ended June 30, 2015
Net Cash (Used in) Operating Activities	$(26,450)
Net Cash Provided by Investing Activities	-
Net Cash Provided by Financing Activities	-
Net Decrease in Cash and Cash Equivalents	$(26,450)

For the six months ended June 30, 2015, the net cash used for operating activities was $26,450 compared with $178 for the six months ended June 30, 2014. The net cash provided by financing activities was nil for the six months ended June 30, 2015 compared with $1,000 for the six months ended June 30, 2014. The Company had a total cash balance of $7,679 as of June 30, 2015.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

The carrying amounts of our financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of this instrument.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: August 19, 2015

WORLDS MALL, INC.

/s/ Thomas Wikstrom
Name: Thomas Wikstrom
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

