Form 10-Q
period 2015-09-30
WORLDS MALL INC
filed 2015-11-23
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

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

Yes ☒ No ☐

As of November 16, 2015, the registrant had 21,900,000 shares of its common stock issued and outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Worlds Mall, Inc.

Worlds Mall, Inc.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$4,361	$34,129
Prepaid expenses	2,000	-

Total current assets	6,361	34,129

Total Assets	$6,361	$34,129

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$495	$3,414
Advances from stockholder	2,494	2,494

Total current liabilities	2,989	5,908

Stockholders' Equity
Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	58,100	58,100
Accumulated deficit	(76,628)	(51,779)

Total Stockholders' Equity	3,372	28,221

Total Liabilities and Stockholders' Equity	$6,361	$34,129

See accompanying notes to the condensed financial statements.

Worlds Mall, Inc.

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	2,497	12,003	22,506	20,412
General and administrative expenses	519	161	2,343	241

Total operating expenses	3,016	12,164	24,849	20,653

Loss before income tax provision	(3,016)	(12,164)	(24,849)	(20,653)

Income tax provision	-	-	-	-

Net loss	$(3,016)	$(12,164)	$(24,849)	$(20,653)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000	21,900,000	21,900,000

See accompanying notes to the condensed (unaudited) financial statements.

Worlds Mall, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For Nine Months	For the Nine Months
	ended	ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities
Net loss	$(24,849)	$(20,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	-
Accrued expenses	(2,919)	-

Net Cash Used in Operating Activities	(29,768)	(20,653)

Cash Flows from Financing Activities
Capital contribution	-	10,000
Collection of stock subscription receivable	-	1,000

Net Cash Provided by Financing Activities	-	11,000

Net Change in Cash	(29,768)	(9,653)

Cash - beginning of the reporting period	34,129	46,120

Cash - end of the reporting period	$4,361	$36,467

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the condensed unaudited financial statements.

Worlds Mall, Inc.

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

There were no potentially dilutive common shares outstanding for the reporting periods ended September 30, 2015 and 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholder

As of September 30, 2015, a stockholder of the Company advanced $2,494 to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Subsequent Events.

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

Worlds Mall, Inc. is a new company that has no revenue. The Company has no track record and may never have any revenues. An investment in Worlds Mall Inc. should be considered extremely risky as an investor could lose all of their investment if the Company fails to meet its goals and projections.

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

In order to carry out our effectively carry out our business plan, we need to raise additional capital, including $125,000 for website creation and $1,200 for website hosting. We anticipate completing our website in four to five months with sufficient capital. We have not yet determined when we will begin to generate revenues.

The Company does not have sufficient cash on hand to operate for the next twelve (12) months; we must raise $474,000 in additional capital for site development, server management, one new programmer and marketing. Our estimated expenses consist of the following:

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

If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. We have not been successful in carrying out our business plan. If we are not successful in generating revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Results of Operations

Comparison of three months ended September 30, 2015 and 2014

No revenue has been generated by the Company for the three months ended September 30, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses were $3,016 for the three months ended September 30, 2015 compared to operating expenses of $12,164 for the three months ended September 30, 2014. The decrease of our operating expenses is mainly attributable to the decrease of various professional fees.

The Company’s net loss for the three months ended September 30, 2015 was $3,016 compared to $12,164 for the three months ended September 30, 2014. The decrease of our operating expenses is mainly attributable to the decrease of our operating expenses.

Comparison of nine months ended September 30, 2015 and 2014

No revenue has been generated by the Company for the nine months ended September 30, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses were $24,849 for the nine months ended September 30, 2015 compared to operating expenses of $20,653 for the nine months ended September 30, 2014. The increase of our operating expenses is mainly attributable to the increase of general and administrative expenses.

The Company’s net loss for the nine months ended September 30, 2015 was $24,849 compared to $20,653 for the nine months ended September 30, 2014. The increase is mainly attributable to the increase of our operating expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014:

For the nine months ended September 30, 2015, the net cash used for operating activities was $29,768 compared with $20,653 for the nine months ended September 30, 2014. The Company participated in no investing activities for the nine months ended September 30, 2015 and 2014. The net cash provided by financing activities was $nil for the nine months ended September 30, 2015 and $11,000 for the nine months ended September 30, 2014, respectively. The Company had a total cash balance of $4,361 as of September 30, 2015, compared to $34,129 as of December 31, 2014.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. There is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured

Fair Value of Financial Instruments

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015

WORLDS MALL, INC.

/s/ Thomas Wikstrom
Name: Thomas Wikstrom
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

