Form 10-K
period 2015-12-31
WORLDS MALL INC
filed 2016-04-14
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55421

Worlds Mall, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-1877558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Qingnian Road Luogang District, Guangzhou Guangdong Province, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

(214) 566 8233

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 per share

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

As of April 13, 2016, the number of shares of common stock of the registrant outstanding is 21,900,000, par value $0.001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Recent Change of Control

On December 15, 2015, Thomas Wikstrom, our former President and CEO and Min Huang, our current President and CEO, entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby Mr. Huang purchased from the Mr. Wikstrom 18,000,000 shares of common stock, par value $0.001 per share, of the Company, representing approximately 82.19% of the issued and outstanding shares of the Company, for an aggregate purchase price of $330,000 (the “Change of Control”).

As a result of the Change of Control, Mr. Huang has obtained majority interest of the Company. In connection with the Change of Control, Mr. Huang was appointed an officer and director of the Company. In addition to Company’s current business plan, the Company plans to acquire an E-commerce marketplace based in China that would connect retail consumers and small to midsize businesses. There is no assurance at this point, however, that such plan will be executed or the acquisition will be completed.

Our Business

Worlds Mall Inc. is a development stage company that has no revenue. The Company has no track record and may never have any revenues. An investment in Worlds Mall Inc. should be considered extremely risky as an investor could lose all of their investment if the Company fails to meet their goals and projections.

Despite our acquisition plan, we still plan on designing and building a virtual 3D website that will allow customers to navigate through a virtual mall of a country of their choice. For instance, if a customer in the United States chooses to visit a mall in Italy they will click on or do a search for Italy which will take them to a virtual mall that will display stores based in Italy. The site will translate the language based on the customer’s country of origin. We will help the smaller retailers with e-commerce sites reach a much larger customer base.

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

Employees

We currently have 2 part-time employees, consisting of our President and CEO, Min Huang, and our Treasurer, Secretary and CFO, Yimin Sun.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.    Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Properties.

As of the Change of Control described above, our principal executive office has been moved to 102 Qingnian Road, Luogang District, Guangzhou, Guangdong Province, People’s Republic of China, and our telephone number is (214) 566 8233. The Company has been provided office space by Min Huang, an officer and Director of the Company, at no cost.

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

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTC Markets under the symbol “WMAL.” There has been no established public trading market for our common stock. We can provide no assurance that the public market of our shares of common stock will materialize.

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

Business Overview

Worlds Mall, Inc. (the “Company”) is a development stage company that was incorporated on March 10, 2011 under the laws of the State of Nevada. The Company plans to develop an e-commerce website that will connect retail stores with customers around the world. The Company was formed to develop an e-commerce website that will connect retail stores with customers around the world. We believe that companies tend to market their e-commerce websites within the country or region that they are from and only to customers that speak the language of their country. Our goal is to globalize the retail market by eliminating language barriers along and providing better exposure to such companies. Worlds Mall wants to be a portal for retail sellers to connect to the world. . In addition to Company’s current business plan, the Company plans to acquire an E-commerce marketplace based in China that would connect retail consumers and small to midsize businesses. There is no assurance at this point, however, that such plan will be executed or the acquisition will be completed.

We are a development stage company, and to date, we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. We believe we will need to raise additional capital to sustain our operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Recent Change of Control

On December 15, 2015, Thomas Wikstrom, our former President and CEO and Min Huang, our current President and CEO, entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby Mr. Huang purchased from the Mr. Wikstrom 18,000,000 shares of common stock, par value $0.001 per share, of the Company, representing approximately 82.19% of the issued and outstanding shares of the Company, for an aggregate purchase price of $330,000 (the “Change of Control”).

As a result of the Change of Control, Mr. Huang has obtained majority interest of the Company. In connection with the Change of Control, Mr. Huang was appointed an officer and director of the Company. In addition to Company’s current business plan, the Company plans to acquire an E-commerce marketplace based in China that would connect retail consumers and small to midsize businesses. There is no assurance at this point, however, that such plan will be executed or the acquisition will be completed.

Plan of Operations

We anticipate completing our website in four to five months once we obtain sufficient capital. We have not yet determined when we will begin to generate revenues.

Over the next twelve month period, we must raise additional capital for site development, server management, one new programmer and marketing. Our estimated expenses consist of the following:

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

Based on our financial history since inception, there is substantial doubt as to our ability to continue as a going concern. The Company had a deficit accumulated since inception and a net loss and net cash used in operating activities since inception.

Results of Operations – Fiscal Year ended December 31, 2015 and 2014

No revenue has been generated by the Company since inception. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating expenses for the year ended December 31, 2015 were $84,903 compared to operating expenses of $27,251 for the year ended December 31, 2014. The significant increase is primarily attributed to the increase of professional fees and general and administrative expenses in 2015.

The Company’s net loss for the year ended December 31, 2015 was $84,903 compared to $27,251 for the year ended December 31, 2014. The significant increase is primarily attributed to the increase of the operating expenses.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2015, the net cash used for operating activities was $84,365; the net cash provided by financing activities was $51,107, resulting in a decrease in cash of $33,258 as of December 31, 2015.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal year ended December 31, 2015:

For the fiscal year ended December 31, 2015
Net Cash (Used in) Operating Activities	$(84,365)
Net Cash Provided by Investing Activities	-
Net Cash Provided by Financing Activities	51,107
Net Decrease in Cash and Cash Equivalents	$(33,258)

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company also does not have sufficient cash to continue for the next twelve months.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, we had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash position is not sufficient to support its daily operations. While we believe in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 2 to our financial statements for the reporting period ended December 31, 2015, we believe that the following accounting policy are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements and Supplementary Data

Worlds Mall, Inc.

December 31, 2015 and 2014

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants Valuation Analysts Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds Mall, Inc.

We have audited the accompanying balance sheets of Worlds Mall, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Worlds Mall, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on this financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Worlds Mall, Inc.’s internal control over financial reporting as of December 31, 2015, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Mall, Inc. as of December 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred operating losses and negative cash flows from operations during the year ended December 31, 2015. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, FL
April 14, 2016

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – www.dbrookscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Worlds Mall Inc.

We have audited the accompanying balance sheet of Worlds Mall Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

Worlds Mall, Inc.

Balance Sheets

	December 31, 2015	December 31, 2014

Assets
Current Assets
Cash	$871	$34,129

Total current assets	871	34,129

Total Assets	$871	$34,129

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$3,952	$3,414
Advances from stockholder	-	2,494

Total current liabilities	3,952	5,908

Stockholders' Equity (Deficit)
Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	111,701	58,100
Accumulated deficit	(136,682)	(51,779)

Total Stockholders' Equity (Deficit)	(3,081)	28,221

Total Liabilities and Stockholders' Equity (Deficit)	$871	$34,129

See accompanying notes to financial statements.

Worlds Mall, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Operating expenses
Professional fees	81,362	26,627
General and administrative expenses	3,541	624

Total operating expenses	84,903	27,251

Loss before income tax provision	(84,903)	(27,251)

Income tax provision	-	-

Net loss	$(84,903)	$(27,251)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000

See accompanying notes to financial statements.

Worlds Mall, Inc.

Statement of Stockholders' Equity (Deficit)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2013	21,900,000	$21,900	$48,100	$(24,528)	$45,472

Capital contribution			10,000		10,000

Net loss				(27,251)	(27,251)

Balance as of December 31, 2014	21,900,000	21,900	58,100	(51,779)	28,221

Capital contribution			53,601		53,601

Net loss				(84,903)	(84,903)

Balance as of December 31, 2015	21,900,000	$21,900	$111,701	$(136,682)	$(3,081)

See accompanying notes to financial statements.

Worlds Mall, Inc.

Statements of Cash Flows

	For the Year	For the Year
	ended	ended
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net loss	$(84,903)	$(27,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	538	3,414

Net Cash Used in Operating Activities	(84,365)	(23,837)

Cash Flows from Financing Activities
Advances from (repayment to) stockholder	(2,494)	846
Capital contribution	53,601	10,000
Collection of stock subscription receivable	-	1,000

Net Cash Provided by Financing Activities	51,107	11,846

Net Change in Cash	(33,258)	(11,991)

Cash - beginning of year	34,129	46,120

Cash - end of year	$871	$34,129

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to financial statements.

Worlds Mall, Inc.

Notes to Financial Statements

Note 1 - Organization and Operations

Worlds Mall, Inc.

Worlds Mall, Inc. (the “Company”) was incorporated on March 10, 2011 under the laws of the State of Nevada. The Company plans to develop an e-commerce website that will connect retail stores with customers around the world.

On December 15, 2015, pursuant to the terms of the Stock Purchase Agreement, Purchasers purchased a total of 18,000,000 shares of the issued and outstanding common stock of the Company, representing 82.19% of the total issued and outstanding stock of the Company, from Thomas Wikstrom, or the majority shareholder of the Company. This resulted in a change in control of the Company.

In connection with the change in control, the Company plans to implement its business plan by acquiring an online finance marketplace or platform based in China that would connect investors and individual borrowers. There is no assurance at this point, however, that such plan will be executed. The Company also changed the location of its executive offices to Qingnian Road, Luogang District, Guangzhou, Guangdong Province, People’s Republic of China.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

There were no potentially dilutive common shares outstanding for the reporting periods ended December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 15, 2015, pursuant to the terms of the Stock Purchase Agreement, Purchasers purchased a total of 18,000,000 shares of the issued and outstanding common stock of the Company, representing 82.19% of the total issued and outstanding stock of the Company, from the former CEO, who was the majority shareholder of the Company.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its previous Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from stockholder

As of December 31, 2015, a former stockholder of the Company advanced $2,494 to the Company for working capital purpose, which were repaid back to the stockholder.

Capital Contribution

During the year ended December 31, 2014, the former CEO of the Company contributed $10,000 to the Company, which was recorded as additional paid-in capital.

During the year ended December 31, 2015, the former CEO of the Company contributed $53,601 to the Company, which was recorded as additional paid-in capital.

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $136,682 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $46,472 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $28,867 and $9,265 for the reporting period ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$46,472	$17,605

Less valuation allowance	(46,472)	(17,605)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company's corporation income tax returns are subject to audit under the statute of limitations by the Internal Revenue Service and the State of Nevada for a period of three (3) years from the date they are filed. The Company has filed its corporation income tax returns since its inception. All of its tax years remain subject to examination upon filing.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 9.       Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On June 11, 2015, Li and Company, P.C. (“Li”) resigned as Company’s independent registered public accounting firm. The report of Li on the financial statements of the Company for the fiscal year ended December 31, 2014 and December 31, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern. The resignation of Li was accepted and approved by the Board of Directors of the Company. During the Company’s fiscal years ended December 31, 2014 and 2013 and any subsequent interim periods through June 11, 2015, the date of resignation, (a) there were no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

On July 25, 2015, the Board of Directors of the Company appointed D. Brooks and Associates CPA's, P.A. (“Brooks”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two fiscal years ended December 31, 2014 and December 31, 2013 and any subsequent interim periods through the date prior to the engagement of Brooks, neither the Company, nor someone on its behalf, has consulted Brooks regarding: either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2015. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in 2015. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date of this annual report. Our executive officers are appointed annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Min Huang	51	President, Chief Executive Officer and Director
Yimin Sun	37	Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Min Huang, President, Chief Executive Officer and Director (age 51)

Mr. Min Huang has broad business experience in a number of industries. He has been the Founder and President of Lianjiang Solomon Electric Cleaning Tools Co., Ltd. since 1995. Mr. Huang founded Guangzhou Solomon Auto Artificial Intelligence Technology Co., Ltd. in 2002 and has been President and Chairman of the company since. In 2012, Mr. Huang founded Yunlian International Investment Group (HK) Co., Ltd for which he is currently the President. In 2014, Mr. Huang founded Guangzhou Yunlianhui Internet Technology Co., Ltd. and has been the President and Chairman of the Board since. Mr. Huang is also currently serving as the President and Chairman of the Board of Guangdong Solomon Industrial Co., Ltd. and President of Guangdong Yunlian Guoji Investment Management Co., Ltd.

Yimin Sun, Chief Financial Officer, Secretary, Treasurer and Director (age 37)

An accomplished financier and executive manager, Mr. Sun has worked in large financial institutions for the past 10 years. His areas of expertise are business development, financial planning, budgeting/forecasting, financial modeling, strategic management and executive management. Throughout his career, he has gained experience in the residential mortgage, commercial mortgage, and financial services industries. As a result, he has developed strong working relationships within major lending institutions throughout the world.

Mr. Sun has been the Founder & President of Sino Garden International Development Corp. since 2012. He has also been the Founder & President of Chinese Heritage Brnads International Alliance, a NJ non-profit organization, since 2012. Mr. Sun was Vice President of Corporate Strategy at Lehman Brothers from 2010 to 2012. He has also been the President of Chinese Students and Scholars Association in the Greater New York Area since 2010.

As a Chinese American, Mr. Sun has a vested interest in introducing the Chinese culture and history to the rest of the world. During his MBA study at NYU’s Stern School of Business, he was heavily involved in student activities, elected the president of the Chinese Students and Scholars Association (CSSA) during 2010-2011.

Mr. Sun earned his MBA from New York University’s Stern School of Business and his Bachelor of Science degree in Business Administration from the University of Texas at Dallas. He is a CFA charter holder and a registered member of CFA Institution and New York Society of Security Analysts. He is also currently the President of Chinese Students and Scholars Association in the Greater New York Area.

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

Item 11.    Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Min Huang, President, Chief Executive Officer and Director(1)	2015	$0	0	0	0	0	0	$0	$0
	2014	$0	0	0	0	0	0	$0	$0

Yimin Sun Chief Financial Officer, Secretary, Treasurer and Director (1)	2015	$0	0	0	0	0	0	$0	$0
	2014	$0	0	0	0	0	0	$0	$0

Thomas Wikstrom, Former President, CEO, CFO & Director (2)	2015	$0	0	0	0	0	0	0	$0
	2014	$0	0	0	0	0	0	0	$0

Horst Helmrich (2)	2015	$0	0	0	0	0	0	0	$0
	2014	$0	0	0	0	0	0	0	$0

(1)	Min Huang and Yimin Sun were appointed as officers and directors on December 15, 2015.
(2)	Thomas Wikstrom and Horst Helmrich resigned as officers and/or directors on December 15, 2015.

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of April 12, 2016.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this annual report, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Class (1)
Min Huang, President, Chief Executive Officer and Director 102 Qingnian Road, Luogang District, Guangzhou, Guangdong Province, People’s Republic of China	18,000,000	82.19%

Yimin Sun, Chief Financial Officer, Secretary, Treasurer and Director, 102 Qingnian Road, Luogang District, Guangzhou, Guangdong Province, People’s Republic of China	0	0

All Executive Officers and Directors as a group (2 persons)	18,000,000	82.19%

5% Shareholder: None

(1)	Applicable percentages are based on 21,900,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Worlds Mall believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Free Office Space

Since December 31, 2015, the Company has been provided office space by Min Huang, an officer and Director of the Company, at no cost. Prior to December 31, 2015, the Company was provided office space by Thomas Wikstrom, Company’s former President, CEO and Director, at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from stockholder

As of December 31, 2015, a former stockholder of the Company advanced $2,494 to the Company for working capital purpose, which were repaid back to the stockholder.

Capital Contribution

During the year ended December 31, 2014, the former CEO of the Company contributed $10,000 to the Company, which was recorded as additional paid-in capital.

During the year ended December 31, 2015, the former CEO of the Company contributed $53,601 to the Company, which was recorded as additional paid-in capital.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $5,000 and $9,375 for the fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Articles of Incorporation (1)

3.2	Certificate of Correction (1)

3.3	By-Laws (1)

10.1	Stock Purchase Agreement, dated December 15, 2015 by and among the Company, Thomas Wikstrom and Min Huang (2)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on June 6, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2015.

* Filed herewith.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Worlds Mall, Inc.

April 14, 2016	By:	/s/ Min Huang
Min Huang
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min Huang	President, Chief Executive Officer, and Director	April 14, 2016
Min Huang	(Principal Executive Officer)

Signature	Title	Date

/s/ Yimin Sun	Chief Financial Officer, Treasurer and Secretary and Director	April 14, 2016
Yimin Sun	(Principal Accounting Officer)