Form 10-Q
period 2016-03-31
WORLDS MALL INC
filed 2016-05-16
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55421

WORLDS MALL, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1877558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Qingnian Road

Luogang District, Guangzhou

Guangdong Province, People’s Republic of China, 510730

(Address of principal executive offices)(Zip Code)

(214) 566 8233

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

Yes ☒ No ☐

As of May 16, 2016, the registrant had 21,900,000 shares of its common stock outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Worlds Mall, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

3

Worlds Mall, Inc.

March 31, 2016 and 2015

Worlds Mall Inc.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets
Current Assets
Cash	$7,402	$-

Total current assets	7,402	-

Other assets	39,000	-

Total Assets	$46,402	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$-	$3,952

Total current liabilities	-	3,952

Stockholders’ Equity

Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	266,648	110,830
Accumulated deficit	(242,146)	(136,682)

Total Stockholders’ Equity (Deficit)	46,402	(3,952)

Total Liabilities and Stockholders’ Equity (Deficit)	$46,402	$-

 See accompanying notes to the financial statements.

Worlds Mall Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
Professional fees	91,031	6,517
General and administrative expenses	14,433	18

Total operating expenses	105,464	6,535

Loss before income tax provision	(105,464)	(6,535)

Income tax provision	-	-

Net loss	$(105,464)	$(6,535)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000

 See accompanying notes to the financial statements.

Worlds Mall Inc.

Statements of Cash Flows

	For Three Months	For Three Months
	ended	ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(105,464)	$(6,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	(2,966)

Net Cash Used in Operating Activities	(105,464)	(9,501)

Cash Flows from Investing Activities

Rent deposit	(39,000)	-

Net Cash Used in Investing Activities	(39,000)	-

Cash Flows from Financing Activities

Cash Received from Additional Paid-in Capital	151,866	-

Net Cash Provided by Financing Activities	151,866	-

Net Increase (Decrease) in Cash	7,402	(9,501)

Cash - beginning of the reporting period	-	34,129

Cash - end of the reporting period	$7,402	$24,628

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Worlds Mall Inc.

March 31, 2016 and 2015

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2016.

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2016 and 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2015, a significant stockholder of the Company contributed $52,730 to the Company which was recorded as additional paid-in capital.

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

We are a development stage company, and to date, we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. We believe we will need to raise additional capital to sustain our operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. Because of our limited operating history and our status as a development stage company, investors should take caution in investing in our company at this point.

Recent Change of Control

On December 15, 2015, Min Huang, our current President and CEO and Thomas Wikstrom, our former President and CEO, entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby Mr. Huang purchased from the Mr. Wikstrom 18,000,000 shares of common stock, par value $0.001 per share, of the Company, representing approximately 82.19% of the issued and outstanding shares of the Company, for an aggregate purchase price of $330,000 (the “Change of Control”).

As a result of the Change of Control, Mr. Huang has obtained majority interest of the Company. In connection with the Change of Control, Mr. Huang was appointed an officer and director of the Company. In addition to Company’s current business plan, the Company plans to acquire an E-commerce marketplace based in China that would connect retail consumers and small to midsize businesses. The potential acquisition target is also deemed under control by Mr. Huang. There is no assurance at this point, however, that such plan will be executed or the acquisition will be completed.

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

Results of Operations

Results of Operations – Three Months ended March 31, 2016 and 2015

No revenue has been generated by the Company for the three months ended March 31, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We incurred $91,031 in expenses from professional fees for the three months ended March 31, 2016, compared to $6,517 for the three months ended March 31, 2015. The significant increase is mainly due to the increase of legal and accounting fees in preparation of the acquisition described elsewhere in this quarterly report. We also incurred $14,433 in general and administrative expenses for the three months ended March 31, 2016, compared to $18 for the three months ended March 31, 2015. The significant increase is primarily attributed to the increase of salary for our employees.

Due to the factors described above, our operating expenses for the three months ended March 31, 2016 were $105,464 compared to operating expenses of $6,535 for the three months ended March 31, 2015.

The Company’s net loss for the three months ended March 31, 2016 was $105,464 compared to $6,535 for the three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2016, the net cash used in operating activities was $105,464. For the three months ended March 31, 2016, the net cash used in investing activities was $39,000. The net cash provided by financing activities was $151,866 for the three months ended March 31, 2016. The Company had a total cash balance of $7,402 as of March 31, 2016.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016:

For the fiscal year ended March 31, 2016
Net Cash (Used in) Operating Activities	$(105,464)
Net Cash (Used in) Investing Activities	$(39,000)
Net Cash Provided by Financing Activities	$151,866

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2015 and notes thereto contained in the our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2016, Worlds Mall, Inc. (the “Company”) dismissed its independent registered public accounting firm, D. Brooks and Associates CPA's, P.A. (“Brooks”). The report of Brooks on the financial statements of the Company the fiscal year ended December 31, 2015, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the fiscal years ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern. The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company. During the Company’s most recent fiscal year ended December 31, 2015 and through May 9, 2016, the date of dismissal, (a) there were no disagreements with Brooks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Brooks, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Concurrently on May 9, 2016, the Board of Directors of the Company appointed Yu Certified Public Accountant, P.C. (“Yu”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of Yu, neither the Company, nor someone on its behalf, has consulted Yu regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016

WORLDS MALL, INC.

/s/ Min Huang
Name: Min Huang
Chief Executive Officer
(Principal Executive Officer)

WORLDS MALL, INC.

/s/ Yimin Sun
Name: Yimin Sun
Chief Financial Officer
(Principal Financial Officer)

