Form 10-Q
period 2016-06-30
WORLDS MALL INC
filed 2016-08-15
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2016

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

Yes ☒ No ☐

As of August 12, 2016, the registrant had 21,900,000 shares of its common stock outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Worlds Mall, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

3

Worlds Mall, Inc.

June 30, 2016 and 2015

Worlds Mall Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)

Assets
Current Assets
Cash	$79,728	$-

Total current assets	79,728	-

Other assets	39,000	-

Total Assets	$118,728	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$-	$3,952
Accounts Payable	5,496	-

Total current liabilities	5,496	3,952

Stockholders’ Equity

Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	466,625	110,830
Accumulated deficit	(375,293)	(136,682)

Total Stockholders’ Equity (Deficit)	113,232	(3,952)

Total Liabilities and Stockholders’ Equity (Deficit)	$118,728	$-

 See accompanying notes to the financial statements.

Worlds Mall, Inc.

Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	110,847	13,492	201,878	20,009
General and administrative expenses	4,285	1,806	18,718	1,824
Rent expenses	496	-	496	-
Repair & Maintenance	3,462	-	3,462	-
Travel expenses	14,057	-	14,057	-

Total operating expenses	133,147	15,298	238,611	21,833

Loss before income tax provision	(133,147)	(15,298)	(238,611)	(21,833)

Income tax provision	-	-	-	-

Net loss	$(133,147)	$(15,298)	$(238,611)	$(21,833)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000	21,900,000	21,900,000

See accompanying notes to the condensed financial statements

Worlds Mall Inc.

Statements of Cash Flows

	For Six Months	For Six Months
	ended	ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(238,611)	$(21,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,500)
Accounts payable	5,496	-
Accrued expenses		(3,117)

Net Cash Used in Operating Activities	(233,115)	(26,450)

Cash Flows from Investing Activities

Rent deposit	(39,000)	-

Net Cash Used in Investing Activities	(39,000)	-

Cash Flows from Financing Activities

Cash Received from Additional Paid-in Capital	351,843	-

Net Cash Provided by Financing Activities	351,843	-

Net Increase (Decrease) in Cash	79,728	(26,450)

Cash - beginning of the reporting period	-	34,129

Cash - end of the reporting period	$79,728	$7,679

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Worlds Mall Inc.

June 30, 2016 and 2015

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 30, 2016.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Over the next twelve month period, we must raise additional capital for site development, server management, one new programmer and marketing. Our estimated expenses consist of the following:

•	Expected lease of 1,500 sq. ft. of office space: $18,000 ($1,500 monthly)
•	Phone bill including long distance calling: $4,800 ($400 per month)
•	Website creation: $125,000
•	Web hosting: $1,200
•	Bookkeeping/Accounting: $15,000

•	Marketing: $80,000
•	Computers/printers/furniture etc: $10,000
•	Travel expenses: $60,000
•	Employee payroll: $65,000
•	Attorney fees: $20,000

•	Electronic filing fees: $3,000
•	Miscellaneous fees: $5,000
•	Licensing of 3D gaming software: $65,000 (annually)
•	Language translation software: $45,000 (annually for the translation of 9 languages)

Based on our financial history since inception, there is substantial doubt as to our ability to continue as a going concern. The Company had a deficit accumulated since inception and a net loss and net cash used in operating activities since inception.

Results of Operations

Comparison for the Three Months ended June 30, 2016 and 2015

No revenue has been generated by the Company for the three months ended June 30, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We incurred $110,847 in expenses from professional fees for the three months ended June 30, 2016, compared to $13,492 for the three months ended June 30, 2015. The significant increase is mainly due to the increase of legal and accounting fees in preparation of the acquisition described elsewhere in this quarterly report. We also incurred $4,285 in general and administrative expenses for the six months ended June 30, 2016, compared to $1,806 for the six months ended June 30, 2015. The significant increase is primarily attributed to the increase of salary for our employees. We also incurred rent expense of $496, repair and maintenance expense of $3,462 and travel expense of $14,057 for the three months ended June 30, 2016.

Due to the factors described above, our operating expenses for the three months ended June 30, 2016 were $133,147 compared to operating expenses of $15,298 for the three months ended June 30, 2015.

As a result, the Company’s net loss for the three months ended June 30, 2016 was $133,147 compared to $15,298 for the three months ended June 30, 2015.

Comparison for the Six Months ended June 30, 2016 and 2015

No revenue has been generated by the Company for the six months ended June 30, 2016 and 2015.

We incurred $201,878 in expenses from professional fees for the six months ended June 30, 2016, compared to $20,009 for the six months ended June 30, 2015. The significant increase is mainly due to the increase of legal and accounting fees in preparation of the acquisition described elsewhere in this quarterly report. We also incurred $18,718 in general and administrative expenses for the six months ended June 30, 2016, compared to $1,824 for the six months ended June 30, 2015. The significant increase is primarily attributed to the increase of salary for our employees. We also incurred rent expense of $496, repair and maintenance expense of $3,462 and travel expense of $14,057 for the six months ended June 30, 2016.

Due to the factors described above, our operating expenses for the six months ended June 30, 2016 were $238,611 compared to operating expenses of $21,833 for the six months ended June 30, 2015.

Because of the factors described above, the Company’s net loss for the six months ended June 30, 2016 was $238,611 compared to $21,833 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2016:

For the fiscal year ended June 30, 2016
Net Cash (Used in) Operating Activities	$(233,115)
Net Cash (Used in) Investing Activities	$(39,000)
Net Cash Provided by Financing Activities	$351,843

For the six months ended June 30, 2016, the net cash used in operating activities was $233,115. For the six months ended June 30, 2016, the net cash used in investing activities was $39,000. The net cash provided by financing activities was $351,843 for the six months ended June 30, 2016. The Company had a total cash balance of $79,728 as of June 30, 2016.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016

WORLDS MALL, INC.

/s/ Min Huang
Name: Min Huang
Chief Executive Officer
(Principal Executive Officer)

WORLDS MALL, INC.

/s/ Yimin Sun
Name: Yimin Sun
Chief Financial Officer
(Principal Financial Officer)

