Form 10-Q
period 2016-09-30
WORLDS MALL INC
filed 2016-11-14
CIK 1592592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

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

 (Address of principal executive offices, Zip Code)

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

Yes ☒ No ☐

As of November 14, 2016, the registrant had 21,900,000 shares of its common stock outstanding.

WORLDS MALL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Worlds Mall, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Worlds Mall, Inc.

September 30, 2016 and 2015

Worlds Mall Inc.

Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

Assets
Current Assets
Cash	$158,539	$-

Total current assets	158,539	-

Other assets	39,180	-

Total Assets	$197,719	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$-	$3,952
Accounts Payable	1,306	-

Total current liabilities	1,306	3,952

Stockholders’ Equity

Preferred stock par value $0.001: 500,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 21,900,000 shares issued and outstanding	21,900	21,900
Additional paid-in capital	666,625	110,830
Accumulated deficit	(492,112)	(136,682)

Total Stockholders’ Equity (Deficit)	196,413	(3,952)

Total Liabilities and Stockholders’ Equity (Deficit)	$197,719	$-

 See accompanying notes to the financial statements.

Worlds Mall, Inc.

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	94,556	2,497	296,434	22,506
General and administrative expenses	523	519	19,241	2,343
Rent expenses	13,250	-	13,746	-
Repair & Maintenance	1,000	-	4,462	-
Travel expenses	7,491	-	21,548	-

Total operating expenses	116,820	3,016	355,431	24,849

Loss before income tax provision	(116,820)	(3,016)	(355,431)	(24,849)

Income tax provision	-	-	-	-

Net loss	$(116,820)	$(3,016)	$(355,431)	$(24,849)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	21,900,000	21,900,000	21,900,000	21,900,000

See accompanying notes to the condensed financial statements

Worlds Mall Inc.

Statements of Cash Flows

	For Nine Months	For Nine Months
	ended	ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(355,431)	$(24,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,000)
Accounts payable	1,306	-
Accrued expenses		(2,919)

Net Cash Used in Operating Activities	(354,125)	(29,768)

Cash Flows from Investing Activities

Rent deposit	(39,180)	-

Net Cash Used in Investing Activities	(39,180)	-

Cash Flows from Financing Activities

Cash Received from Additional Paid-in Capital	551,843	-

Net Cash Provided by Financing Activities	551,843	-

Net Increase (Decrease) in Cash	158,538	(29,768)

Cash - beginning of the reporting period	-	34,129

Cash - end of the reporting period	$158,538	$4,361

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Worlds Mall Inc.

September 30, 2016 and 2015

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2016 .

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

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2016 and 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

For the period from January 11, 2013 through November 11, 2013, the Company sold 3,900,000 shares of common stock at $0.01 per share to 39 individuals, or $39,000, $38,000 was received in cash and $1,000 was received as a stock subscription receivable which was collected on January 17, 2014. The Company presented the stock subscription receivable of $1,000 as current assets as the receivable was paid in cash prior to the publication of the financial statements and the payment date is stated herewith in the note to the financial statements.

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

Results of Operations

Results of Operations – Three Months ended September 30, 2016 and 2015

No revenue has been generated by the Company for the three months ended September 30, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We incurred $94,556 in expenses from professional fees for the three months ended September 30, 2016, compared to $2,497 for the three months ended September 30, 2015. The significant increase is mainly due to the increase of legal and accounting fees in preparation of the acquisition described elsewhere in this quarterly report. We also incurred $523 in general and administrative expenses for the three months ended September 30, 2016, compared to $519 for the three months ended September 30, 2015. The slight increase is primarily attributed to the increase of salary for our employees. We also incurred rent expense $13,250, repair and maintenance $1,000 and travel expense $7,491 for the three months ended September 30, 2016., compared to $0, $0 and $0 for the three months ended September 30, 2016.

Due to the factors described above, our operating expenses for the three months ended September 30, 2016 were $116,820 compared to operating expenses of $3.016 for the three months ended September 30, 2015.

The Company’s net loss for the three months ended September 30, 2016 was $116,820 compared to $3,016 for the three months ended September 30, 2015.

Results of Operations – Nine Months ended September 30, 2016 and 2015

No revenue has been generated by the Company for the nine months ended September 30, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We incurred $296,434 in expenses from professional fees for the nine months ended September 30, 2016, compared to $22,506 for the nine months ended September 30, 2015. The significant increase is mainly due to the increase of legal and accounting fees in preparation of the acquisition described elsewhere in this quarterly report. We also incurred $19,241 in general and administrative expenses for the nine months ended September 30, 2016, compared to $2,343 for the nine months ended September 30, 2015. The significant increase is primarily attributed to the increase of salary for our employees. We also incurred rent expense $13,746, repair and maintenance $4,462 and travel expense $21,548 for the nine months ended September 30, 2016, compared to $0, $0 and $0 for the three months ended September 30, 2016.

Due to the factors described above, our operating expenses for the nine months ended September 30, 2016 were $355,431 compared to operating expenses of $24,849 for the nine months ended September 30, 2015.

The Company’s net loss for the nine months ended September 30, 2016 was $335,431 compared to $24,849 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, the net cash used in operating activities was $354,125. For the nine months ended September 30, 2016, the net cash used in investing activities was $39,180. The net cash provided by financing activities was $551,843 for the nine months ended September 30, 2016. The Company had a total cash balance of $158,538 as of September 30, 2016.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016:

For the fiscal year ended September 30, 2016
Net Cash (Used in) Operating Activities	$(354,125)
Net Cash (Used in) Investing Activities	$(39,180)
Net Cash Provided by Financing Activities	$551,843

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2015 and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

Date: November 14, 2016

WORLDS MALL, INC.

/s/ Min Huang
Name: Min Huang
Chief Executive Officer
(Principal Executive Officer)

WORLDS MALL, INC.

/s/ Yimin Sun
Name: Yimin Sun
Chief Financial Officer
(Principal Accounting Officer)